Form 10-Q/A
period 1995-03-31
PROVIDENT LIFE CAPITAL CORP
filed 1995-08-14
CIK 821475

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q/A
                               AMENDMENT NO. 1

Amendment No. 1 to quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995.

Commission file number                                                 33-17017
                                                                       --------


                      PROVIDENT LIFE CAPITAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         TENNESSEE                                               62-1321628
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


               1 Fountain Square, Chattanooga, Tennessee 37402
               -----------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (615) 755-1011
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                     None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Registrant meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is filing this form with the reduced disclosure format.

           CLASS                                   OUTSTANDING AT MARCH 31, 1995
-----------------------------                      -----------------------------
Common Stock, $1.00 Par Value                                   1,000


                    Total number of pages included are 23

                      PROVIDENT LIFE CAPITAL CORPORATION



                                    INDEX


                                                                                                   Page
                                                                                                   ----
AMENDMENT  No. 1                                                                                   1-a

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited):

             Condensed Consolidated Statements of Financial                                          2
              Condition at March 31, 1995 and December 31, 1994

             Condensed Consolidated Statements of Income for the                                     4
              Three Months Ended March 31, 1995 and 1994

             Condensed Consolidated Statements of Cash Flows for the                                 5
              Three Months Ended March 31, 1995 and 1994

             Notes to Condensed Consolidated Financial Statements                                    6

             Independent Auditors' Report on Review of Interim                                      10
              Financial Information


   Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                             11

PART II.  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit Index


                                AMENDMENT No. 1

This Amendment No. 1 modifies the quarterly report filed on Form 10-Q by the registrant for the period ended March 31, 1995 as follows: Part I, Item 1, Financial Statements (Unaudited), and Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations have been replaced in their entirety.





                                      1-a

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES



                                                                                     March 31          December 31
                                                                                       1995                1994
                                                                                       (in millions of dollars)
                                                                                --------------------------------------
                                                                                   (Unaudited)
                                                                                Restated - Note 5
                                                                                -----------------
 ASSETS
   Investments
     Fixed Maturity Securities
       Available-for-Sale                                                            $11,838.6           $11,585.1
       Held-to-Maturity                                                                   45.4                10.7
     Equity Securities                                                                     6.2                 7.3
     Mortgage Loans                                                                    1,423.7             1,502.5
     Real Estate                                                                         231.3               243.5
     Policy Loans                                                                      1,376.6             1,361.5
     Other Long-term Investments                                                          10.5                10.1
     Short-term Investments                                                               29.2               296.9
                                                                                     ---------           ---------
       Total Investments                                                              14,961.5            15,017.6


   Cash and Bank Deposits                                                                 25.9                35.3
   Accounts Receivable                                                                    93.3                72.8
   Premiums Receivable                                                                    69.3                62.7
   Reinsurance Receivable                                                                315.6               300.1
   Accrued Investment Income                                                             306.6               281.8
   Deferred Policy Acquisition Costs                                                     618.0               638.2
   Deferred Federal Income Tax Asset                                                      36.9               172.6
   Property and Equipment                                                                108.2               103.2
   Miscellaneous                                                                         152.5               152.6
   Separate Account Assets                                                               332.4               313.0
                                                                                     ---------           ---------

 TOTAL ASSETS                                                                        $17,020.2           $17,149.9
                                                                                     =========           =========





See notes to condensed consolidated financial statements.

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES





                                                                                     March 31          December 31
                                                                                       1995                1994
                                                                                       (in millions of dollars)
                                                                                --------------------------------------
                                                                                   (Unaudited)
                                                                                Restated - Note 5
                                                                                -----------------
 LIABILITIES AND STOCKHOLDER'S EQUITY
   Policy and Contract Benefits                                                      $   356.8           $   354.1
   Reserves for Future Policy and Contract Benefits
    and Unearned Premiums                                                              7,032.5             6,861.5
   Policyholders' Funds and Experience Rating Refunds                                  7,189.4             7,707.7
   Current Federal Income Tax Liability                                                   19.4                33.4
   Short-term Debt                                                                        18.2                14.4
   Long-term Debt                                                                        207.1               202.5
   Other Liabilities                                                                     466.0               499.5
   Separate Account Liabilities                                                          332.4               313.0
                                                                                     ---------           ---------

 TOTAL LIABILITIES                                                                    15,621.8            15,986.1
                                                                                     ---------           ---------

 COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 3

 STOCKHOLDER'S EQUITY
   Common Stock, $1.00 Par; Authorized and
    Issued--1,000 shares                                                                     -                   -
   Additional Paid-in Capital                                                            189.0               189.0
   Net Unrealized Loss on Securities                                                     (68.9)             (302.3)
   Foreign Currency Translation Adjustment                                                (5.1)               (5.4)
   Retained Earnings                                                                   1,283.4             1,282.5
                                                                                     ---------           ---------

 TOTAL STOCKHOLDER'S EQUITY                                                            1,398.4             1,163.8
                                                                                     ---------           ---------

 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $17,020.2           $17,149.9
                                                                                     =========           =========




See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES





                                                                                     Three Months Ended March 31
                                                                                       1995                1994
                                                                                       (in millions of dollars)
                                                                                --------------------------------------
                                                                                Restated - Note 5
                                                                                -----------------
REVENUE
 Premium Income                                                                       $361.0              $348.8
 Net Investment Income                                                                 313.0               304.7
 Net Realized Investment Losses                                                         (3.9)               (4.3)
 Other Income                                                                           43.7                40.2
                                                                                      ------              ------
TOTAL REVENUE                                                                          713.8               689.4


BENEFITS AND EXPENSES
 Policy and Contract Benefits                                                          394.7               387.8
 Change in Reserves for Future Policy and Contract Benefits                            152.2                98.1
 Change in Policyholders' Funds                                                          3.4                 5.9
 Amortization of Policy Acquisition Costs                                               17.1                16.0
 Other Operating Expenses                                                              126.8               127.0
                                                                                      ------              ------
TOTAL BENEFITS AND EXPENSES                                                            694.2               634.8

INCOME BEFORE FEDERAL INCOME TAXES                                                      19.6                54.6
FEDERAL INCOME TAXES                                                                     7.3                19.0
                                                                                      ------              ------
NET INCOME                                                                            $ 12.3              $ 35.6
                                                                                      ======              ======



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES





                                                                                     Three Months Ended March 31
                                                                                       1995                1994
                                                                                       (in millions of dollars)
                                                                                --------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $ 121.3             $   106.2
                                                                                      -------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from Sales of Investments                                                     344.6                  77.6
 Proceeds from Maturities of Investments                                                251.7                 936.7
 Purchase of Investments                                                               (425.7)             (1,324.2)
 Net Sales of Short-term Investments                                                    267.7                 274.0
 Other                                                                                  (52.0)                 54.4
                                                                                      -------           -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                               386.3                  18.5
                                                                                      -------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Deposits to Policyholder Accounts                                                      165.3                 542.2
 Maturities and Benefit Payments from Policyholder Accounts                            (674.3)               (670.0)
 Net Short-term Borrowings                                                                3.8                  58.8
 Dividends Paid to Stockholder                                                          (11.4)                (11.8)
 Other                                                                                   (0.4)                (42.5)
                                                                                      -------           -----------
NET CASH USED BY FINANCING ACTIVITIES                                                  (517.0)               (123.3)
                                                                                      -------           -----------


NET INCREASE (DECREASE) IN CASH AND BANK DEPOSITS                                        (9.4)                  1.4

CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                                            35.3                  32.0
                                                                                      -------           -----------

CASH AND BANK DEPOSITS AT END OF PERIOD                                               $   25.9          $      33.4
                                                                                      ========          ===========





See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

MARCH 31, 1995

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

MARCH 31, 1995

NOTE 2--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:

                                                                                     Three Months Ended March 31
                                                                                       1995                1994
                                                                                       (in millions of dollars)
                                                                                --------------------------------------
                                                                                Restated - Note 5
                                                                                -----------------
 Revenue (Excluding Net Realized Investment Gains and Losses)
   Individual Life and Disability                                                      $250.4              $233.8
   Employee Benefits                                                                    150.7               140.8
   Other Operations                                                                     208.9               212.2
   Medical Services                                                                     107.7               106.9
                                                                                       ------              ------

     Total                                                                             $717.7              $693.7
                                                                                       ======              ======

 Income (Loss) Before Net Realized Investment
  Gains and Losses and Federal Income Taxes
   Individual Life and Disability                                                      $(16.8)             $ 14.2
   Employee Benefits                                                                     12.4                17.0
   Other Operations                                                                      25.8                19.2
   Medical Services                                                                       2.1                 8.5
                                                                                       ------              ------

     Total                                                                             $ 23.5              $ 58.9
                                                                                       ======              ======

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

MARCH 31, 1995

NOTE 2--SEGMENT INFORMATION - CONTINUED

                                                                                     Three Months Ended March 31
                                                                                       1995                1994
                                                                                       (in millions of dollars)
                                                                                --------------------------------------
                                                                                Restated - Note 5
                                                                                -----------------
 Revenue (Including Net Realized Investment Gains and Losses)
   Individual Life and Disability                                                     $251.1              $236.8
   Employee Benefits                                                                   151.0               140.8
   Other Operations                                                                    204.0               204.9
   Medical Services                                                                    107.7               106.9
                                                                                      ------              ------

     Total                                                                            $713.8              $689.4
                                                                                      ======              ======

 Income (Loss) Before Federal Income Taxes
   Individual Life and Disability                                                     $(16.1)             $ 17.2
   Employee Benefits                                                                    12.7                17.0
   Other Operations                                                                     20.9                11.9
   Medical Services                                                                      2.1                 8.5
                                                                                      ------              ------

     Total                                                                            $ 19.6              $ 54.6
                                                                                      ======              ======


Total revenue includes premium income, net investment income, realized investment gains and losses, and other income.

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

MARCH 31, 1995

NOTE 3--COMMITMENTS AND CONTINGENT LIABILITIES

In December 1994, the Provident Companies, which includes Provident Life and Accident Insurance Company of America and its wholly-owned direct and indirect subsidiaries, entered into an Asset and Stock Purchase Agreement (the Agreement) with Healthsource, Inc. under which Healthsource will acquire the Provident Companies' medical services business for $310.0 million ($210.0 million in cash and $100.0 million in a new issue of Healthsource 6.25% Convertible Preferred Stock). The Agreement is subject to regulatory approvals and purchase price adjustments in certain circumstances. The parties are currently negotiating certain matters relating to the purchase price adjustments and other aspects of the Agreement in an effort to resolve open issues and close the transaction. It is unclear whether the resolution of those matters will have a material effect on the transaction. Under the Agreement, disagreements unresolved by the parties are submitted to arbitration. The transaction is expected to close in the second quarter of 1995.

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

NOTE 4--SUBSEQUENT EVENTS

On May 10, 1995, the Company sold restructured mortgage loans with a principal amount of $147.5 million and a book value of $122.6 million. The Company received $99.5 million in cash for these restructured loans, which resulted in a realized investment loss of $23.1 million.

NOTE 5--RESTATEMENT

The Company restated its first quarter results to correct premium income and related expenses. During the process of separating the group business between the product lines retained by the Company and the product lines sold as part of the Medical Services business, an error occurred which resulted in the overstatement of premium income by $6.3 million, of income before federal income taxes by $6.1 million, and of net income by $4.0 million.

INDEPENDENT AUDITORS' REPORT ON REVIEW
OF INTERIM FINANCIAL INFORMATION




Board of Directors and Shareholder
Provident Life Capital Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Life Capital Corporation (a wholly-owned subsidiary of Provident Life and Accident Insurance Company of America) and Subsidiaries as of March 31, 1995, the related condensed consolidated statements of income for the three month periods ended March 31, 1995 and 1994, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Provident Life Capital Corporation and Subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholder's equity and cash flows for the year then ended, not presented herein, and in our report dated February 6, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 1994, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.


                                                 ERNST & YOUNG LLP




Chattanooga, Tennessee
May 11, 1995, except for Note 5,
as to which the date is August 9, 1995

     Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


        NOTE: This Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the restatement of the Company's net income for the first quarter of 1995 as a result of changes to the interperiod allocation of premiums and expenses in the Employee Benefits and Medical Services segments between the first and second quarters of 1995. During the first and second quarters of 1995, the Company separated its medical services business segment (which was sold by Provident Life and Accident Insurance Company of America ("America"), the Company's parent, to Healthsource, Inc., in a transaction that closed effective May 1, 1995), from its other employee benefits lines of business. The separation involved a complex process of allocating premiums and expenses between the two business segments. During the transition period, an error occurred in the premium and expense allocation process between reporting periods.


        Revenue excluding net realized investment gains and losses ("revenue") increased $24.0 million, or 3.5 percent, to $717.7 million in the first quarter of 1995 from $693.7 million in the first quarter of 1994. The increase was the result of increases in revenue in the individual life and disability segment ($16.6 million), employee benefits segment ($9.9 million), and medical services segment ($0.8 million), which more than offset lower revenue in the other operations segment ($3.3 million).

        Income before net realized investment gains and losses and federal income taxes ("income") declined $35.4 million, or 60.1 percent, to $23.5 million in the first quarter of 1995 from $58.9 million in the first quarter of 1994. The decline was the result of lower income in the individual life and disability segment ($31.0 million), employee benefits segment ($4.6 million) and medical services segment ($6.4 million), which was partly offset by increased income in the other operations segment ($6.6 million).

INDIVIDUAL LIFE AND DISABILITY

        Revenue in this segment increased $16.6 million, or 7.1 percent, to $250.4 million in the first quarter of 1995 from $233.8 million in the first quarter of 1994. Increases in both premium income and net investment income contributed to the higher revenue. Premium income increased $2.0 million, or
1.3 percent, to $160.4 million in the first quarter of 1995 from $158.4 million in the first quarter of 1994. The increase was the result of higher direct premium income in the individual disability income line of business, which increased $5.2 million, or 3.8 percent, to $143.8 million in the first quarter of 1995 from $138.6 million in the first quarter of 1994. Net investment income increased $12.8 million, or 17.5 percent, to $86.1 million in the first quarter of 1995 from $73.3 million in the first quarter of 1994. The increase was the result of increased capital and surplus allocated to the individual disability line of business, the normal growth in reserve liabilities and related assets held on individual life and disability contracts, and the growth in investment income related to the deferred deposits in the annuity line of business.

        In November 1994, the Company announced its intention to discontinue selling individual non-cancellable disability income contracts with long-term own-occupation provisions (other than conversion policies available under existing contractual arrangements). The Company will focus on replacing the traditional non-cancellable, long-term own-occupation contracts with "loss of earnings" contracts which insure income rather than occupation and require the insured to participate in occupational rehabilitation as appropriate.

        During this product transition period, premium income in the individual disability line is expected to decline as a result of a period of lower sales and the premium differential that exists between the traditional non-cancellable, own-occupation contracts and the new loss of earnings contracts. The magnitude and duration of the expected decline are dependent on the response of customers and competitors in the industry.

        This segment reported a loss of $16.8 million in the first quarter of 1995 compared to income of $14.2 million in the first quarter of 1994. The individual disability line of business produced a loss of $20.5 million in the first quarter of 1995 compared to income of $7.4 million in the first quarter of 1994. This line was negatively affected in the first quarter of 1995 by adverse claim activity on individual non-cancellable disability income contracts with own-occupation provisions which were issued from 1983 through 1989. Specifically, the severity of the new claims in the first quarter was higher than the average levels experienced in the 1994 first quarter and for all of 1994, and the level of claim terminations was lower relative to both periods.

        A loss recognition deficiency of $423.0 million on a pre-tax basis was recorded as an increase in "policy and contract benefits" and "change in reserves for future policy and contract benefits" in the third quarter of 1993 to reflect the lower interest rates available at the time of the charge compared to the interest rate assumptions used in pricing the business at earlier dates. Higher than expected claim experience, caused by the general economic recession and trends in particular regions of the country toward increasing claims for certain occupations and types of disabilities, also contributed to the requirement under generally accepted accounting principles to record the deficiency. Although interest rates are currently consistent with those projected at the time of the charge, it is not reasonably possible to determine at this time exactly what the trends in interest rates will be.

        Besides movement of interest rates, changes in expenses and morbidity can affect results. The loss recognition study performed as of September 30, 1993, also projected that morbidity would improve over time as a result of stricter policy provisions, tighter underwriting requirements, improved claim handling procedures (consisting of centralization of the claims-paying function in the home office and the availability of additional technical resources), the effects of anti-selection wearing off over time, and general improvement in the economy. Incidence and termination rate studies have been performed as of December 31, 1994, to evaluate actual morbidity experience. Morbidity experience was at somewhat higher levels than expected for 1994, and also the first quarter of 1995. It is not possible at this time to predict whether this adverse experience is a trend or a short-term fluctuation. However, if morbidity experience does not improve to the levels assumed in the loss recognition studies, a further adjustment might be required. Since the study in 1993, expenses have been lower than projected in that study, primarily as a result of expense control efforts and centralization of the claims-paying function into the home office.

         The Company considers its individual disability income business to be one block or line of business for purposes of conducting a loss recognition study. The individual disability income business is analyzed on an ongoing basis to determine particular geographic areas, occupations, policy provisions, etc. which may be a factor in the results being experienced. Such reviews have shown that policies written for medical professionals and for residents of California and south Florida are more likely to result in claims than those written on other professionals or in other areas of the United States or Canada. Additionally, policies written during the period 1983 through 1989 have a higher claim rate than those policies written before or after this time period. The Company, in intense competition with other companies in this line of business during this time period, liberalized underwriting standards and policy provisions without a corresponding increase in premium rates to offset the increased risk undertaken. Since 1989, however, the Company has been strengthening its underwriting and policy provisions and adjusting the price on its new business written to better reflect the risks in this line of business.

         Because individual disability income policies are long-term contracts (with typical effective terms of five to forty years, depending upon the age of the insured at the time of issue), assumptions as to interest rates and morbidity, as well as expenses, lapse rates and other variables, used to price the product and to calculate policyholder liabilities during the term of the contracts, must be made with a long-term perspective. Fluctuations in actual experience from such assumptions are normal, especially since these assumptions are a long-term prediction of future events and conditions. These assumptions are long-term averages of the experience that the Company expects to realize over the duration of the policies and do not attempt to predict each short-term rise or decline in interest rates, morbidity, or other factors. Variations between actual experience and such long-term averages are monitored through a variety of ongoing statistical studies. Such variations over a one or two year period do not necessarily indicate that a change in the long-term assumptions is necessary or that higher or lower reserves are required. Normally, such fluctuations between actual experience and assumed experience are included in income or loss in the current year. However, when these deviations occur in a magnitude and/or over a time period such that if they continued the sufficiency of reserves and the recoverability of deferred policy acquisition costs is questionable, it is prudent to perform a loss recognition study.




                                      -13

        In a loss recognition study, the Company uses its best estimates as to future experience with regard to interest rates, morbidity rates, lapse rates, expenses, and other factors to update its assumptions. These revised assumptions are then used to determine if reserves currently held plus the present value of future cash inflows (primarily from premiums and investment income) are projected to be sufficient to meet the present value of future cash outflows (primarily for benefits and expenses) and the amortization of deferred policy acquisition costs. If they are not sufficient, an additional provision must be recorded either as a reduction of deferred policy acquisition costs or as an increase in reserve liabilities.

        While claims were higher and interest rates generally lower in 1991 than in previous years, at that time the Company believed these fluctuations to be short-term and acceptable variations from the assumptions underlying these long-term policies. However, in light of a continuing decline in interest rates and deterioration of morbidity experience during 1992, the Company began such a loss recognition study on its individual disability income business in December 1992 to determine whether or not a loss recognition deficiency existed at December 31, 1992. An independent actuarial consulting firm was engaged to assist in the development of a gross premium valuation model appropriate to the Company's business, to review the reasonableness of the assumptions used by the Company at the time of the study, and to work with Company employees in the actual performance of the calculations. The loss recognition study completed in February 1993 showed that no loss recognition deficiency existed at December 31, 1992, using the assumptions with respect to morbidity, interest rates, and expenses that reflected management's best estimates as of that date. Although there is always uncertainty as to the direction of future morbidity experience and interest rates, the Company believed the results of the study indicated that reserves were sufficient as of that date. The Company also believed at that time that, under its "most likely case" scenario, interest rates would rise in 1993 and morbidity rates would do no worse than remain at 1988-1992 levels.

        Through the first half of 1993, however, the interest rates continued to decline, and the Company experienced further morbidity deterioration related to this business. As a result, reserves were increased during the first two quarters of 1993. Also, as part of its normal, ongoing reserve analysis, the Company performs several detailed actuarial studies, including measuring morbidity experience over a run-off period of several years. Increased claim activity experienced in the first two quarters of 1993 and studies performed in the second and third quarters of 1993, which reflected 1992 morbidity experience, caused management to revise its December 31, 1992, estimate of long-term morbidity rates. At the same time, the portfolio of assets related to this line of business experienced a significant decline in long-term interest rates combined with increased prepayment of fixed maturity securities, resulting in a significant decline in the portfolio's future investment returns. The yields on assets supporting the individual disability business declined to 9.32 percent at the end of the first quarter and to 9.17 percent at the end of the second quarter, compared to an aggregate yield of 9.57 percent at the end of 1992.

        Because of these developments during the first half of 1993, the Company again evaluated the sufficiency of reserves and the recoverability of deferred policy acquisition costs. Although a loss recognition study had been scheduled for year-end 1993 as a follow-up to the study at December 31, 1992, the deviations between actual experience and assumptions were widening rapidly enough to warrant accelerating the study to the third quarter of 1993 to determine if reserves continued to be sufficient in light of these fluctuations.

        The specific conditions that precipitated the third quarter 1993 loss recognition study were:

        1. A sharp drop in interest rates as evidenced by the decline in the rate on 10-year U.S. Treasury Notes from 6.93 percent in December 1992, to 5.23 percent in September 1993. This drop of 170 basis points was a 25 percent decline in nine months.

        2. Prepayment of many fixed maturity securities during this nine-month period, brought about primarily by the lower interest rate levels, caused the yield on the portfolio supporting the individual disability income business to decline 59 basis points in only nine months.

        3. Morbidity studies covering the first and second quarters of 1993 reflected further deterioration in morbidity experience during this part of 1993 compared with previous morbidity experience.

        The September 30, 1993, loss recognition study followed the same principles as the study performed as of December 31, 1992. The independent actuarial consulting firm, which assisted in conducting the December 1992 study, served in a review capacity (rather than as an active participant) in the performance of the study. Based upon the revised assumptions, which represented management's best estimates at the time of the study, a loss recognition deficiency of $423.0 million on a pre-tax basis was required to be recognized under generally accepted accounting principles. Management believes that the required charge taken in the third quarter was a prompt and appropriate response to these previously unforeseen changes.

        The December 31, 1994, study again followed the same principles as the previous two studies. Based upon the revised assumptions, which represented management's best estimates at the time of the study, reserves were adequate at the end of 1994.

        The following table shows the new money interest rate assumptions on a net effective yield rate basis and the portfolio yield interest rate assumptions which were used in the December 31, 1992, September 30, 1993, and December 31, 1994, loss recognition studies.

         The interest rate assumptions in each of the loss recognition studies represented management's best estimates at the time the studies were performed. The equivalent level portfolio net effective yield rate represents the effective yield on the portfolio over a thirty year period, using the actual portfolio yield at the date of the loss recognition study and the assumed yield rates at which new money will be invested.


------------------------------------------------------------------------------------------------------
                              December 31 , 1992      September 30, 1993        December 31, 1994
------------------------------------------------------------------------------------------------------
                               New                      New                       New
                               Money    Portfolio       Money     Portfolio       Money   Portfolio
------------------------------------------------------------------------------------------------------
1993                            8.19%     9.38%
1994                            8.92      9.33          6.53%       8.57%
1995                            8.92      9.27          6.51        8.46          7.95%     8.40%
1996                            8.92      9.24          6.82        8.43          7.64      8.29
1997                            8.92      9.21          7.07        8.45          7.64      8.20
1998                            8.92      9.18          7.13        8.42          7.64      8.13
Ultimate                        8.92      8.92          7.13        7.13          7.64      7.64
Equivalent Level Portfolio
  Net Effective Yield Rate:     9.27%     9.27%         7.91%       7.91%         8.19%     8.19%

------------------------------------------------------------------------------------------------------

        Annual net effective interest rates at which new money was actually invested for the individual disability income business for the year 1992, the first nine months of 1993, and the year 1994 were 8.82 percent, 7.59 percent, and 8.17 percent, respectively. The net effective interest rate at which new money was invested for this line in the first quarter of 1995 was 8.78 percent. The overall net effective portfolio yield rates for invested assets supporting the individual disability income business were 9.57 percent, 8.98 percent, and
8.64 percent as of December 31, 1992, September 30, 1993, and December 31, 1994, respectively. The overall net effective portfolio yield for invested assets supporting this line was 8.58 percent at March 31, 1995. The September 1993 loss recognition study projected that morbidity would improve as a result of improved claim handling procedures (consisting of centralization of the claims-paying function in the home office and the availability of additional technical resources), the effects of anti-selection wearing off over time, and general improvement in the economy. The December 1994 study also projected improved morbidity, with reduced or delayed improvement, but projected no improvement in the economy.

        In performing a loss recognition study the Company is required to use its best estimates with regard to assumptions used in the calculation. Using "best estimates" means that no provision for adverse deviation is included in the assumptions and the expectation is for a break-even outcome, that is, there is about an even chance that experience will be better than or worse than the assumptions. If future experience conforms to assumptions used in the loss recognition study, no gain or loss would be expected from the line of business other than (i) investment income relative to the capital and surplus allocated to that line, and (ii) profit from new individual disability income policies. If actual experience in a future period is worse than assumed and is expected to continue, an additional loss would have to be recognized. If actual experience is better than assumed, the resulting gain will be recognized over future years as it is actually realized.

        On a pre-tax basis, approximately 51 percent of the difference between the results of the December 1992 and September 1993 loss recognition studies related to the effects of rapidly declining interest rates during 1993, including prepayment of fixed maturity securities as well as lower portfolio yields on both new and reinvested money. Approximately 26 percent of the difference related to higher morbidity costs and the associated claim administration expenses. Approximately 11 percent of the difference was related to the inclusion in the September 1993 loss recognition study of guaranteed increases in coverage on existing policies. The remaining amount was primarily attributable to differences in assumptions with respect to expenses, other than claim administration expenses, and to persistency.

        Based on the assumptions used in the September 1993 loss recognition study, a ten basis point change in the equivalent level interest rates would result in approximately a $22 million change in reserves, and a one percent change in actual to assumed morbidity would result in approximately a $29 million change in reserves. Based on the assumptions used in the December 1994 study, a ten basis point change in the equivalent level interest rates would result in approximately a $29 million change in reserves, and a one percent change in actual to assumed morbidity would result in approximately a $28 million change in reserves.

        It is not possible to predict with certainty whether morbidity, interest rates and fixed maturity securities prepayments will continue at a level consistent with the Company's assumptions, improve, or deteriorate; however, the current assumptions as to these factors represent management's best estimates in light of present circumstances. Additional increases to reserves would be required if there is further material deterioration in morbidity, interest rates, and fixed maturity securities prepayments from current assumptions. As part of its ongoing management of this line of business, the Company will conduct a gross premium valuation annually to validate the continued adequacy of current reserves.

        Income from the individual life line of business declined to $3.7 million in the first quarter of 1995, compared to $6.3 million in the first quarter of 1994. The decline was primarily attributable to a $1.9 million non-recurring expense item recorded in the first quarter of 1995 pertaining to reinsurance reserves.

EMPLOYEE BENEFITS

        Revenue in the employee benefits segment increased $9.9 million, or 7.0 percent, to $150.7 million in the first quarter of 1995 from $140.8 million in the first quarter of 1994. This increase was primarily the result of an increase in premium income of $10.6 million, or 9.0 percent, to $128.3 million in the first quarter of 1995 from
$117.7 million in the first quarter of 1994.   Increased premium income in the
packaged products, group life, and voluntary benefits lines of business contributed to this increase. Net investment income declined by $1.0 million, or 4.5 percent, to $21.1 million in the first quarter of 1995 from $22.1 million in the first quarter of 1994.

        Income in this segment declined $4.6 million, or 27.1 percent, to $12.4 million in the first quarter of 1995 from $17.0 million in the first quarter of 1994. Increased income in the medical stop-loss, voluntary benefits, and packaged products lines of business only partially offset lower income in the group life and group LTD lines of business. The group LTD line of business produced a loss of $3.5 million in the first quarter of 1995 compared to income of $1.6 million in the first quarter of 1994 due to higher claim incidence and severity. The Company has notified the existing group LTD customers in the medical and legal occupational classes that coverages will be terminated under the terms of the existing contracts, and the Company will no longer accept proposals for group disability coverage of new medical or legal groups. This action will impact approximately 15 percent of the group LTD block of business, which produced $58.9 million of direct premium income in 1994. The group life line of business produced a decline in income to $3.6 million in the first quarter of 1995 from $7.3 million in the first quarter of 1994 due primarily to less favorable loss ratios in this line.

OTHER OPERATIONS

        Revenue in the other operations segment declined $3.3 million, or 1.6 percent, to $208.9 million in the first quarter of 1995 from $212.2 million in the first quarter of 1994. Net investment income declined $2.1 million, or 1.0 percent, to $202.2 million in the first quarter of 1995 from $204.3 million in the first quarter of 1994. This was a result of the lower investment income from the corporate (unallocated) capital and assets, which are included in this segment, due to additional capital being allocated to the individual disability line of business and from lower investment income in the group pension line due to a decrease in funds under management. Premium income declined $1.8 million to $4.9 million in the first quarter of 1995 from $6.7 million in the first quarter of 1994 due to the discontinuation of the sale of group single premium annuities.

        Income in this segment increased $6.6 million, or 34.4 percent, to $25.8 million in the first quarter of 1995 from $19.2 million in the first quarter of 1994. Within this segment, the group pension line of business produced income of $19.2 million in the first quarter of 1995, compared to $11.4 million in the first quarter of 1994. This line of business benefited from an improvement in the spread between interest credited on contracts and the interest earned on the invested assets as well as lower expenses. The Company announced in December 1994, that it would discontinue the sale of traditional guaranteed investment contracts (GICs). Traditional GICs under management declined $633.4 million, or
8.9 percent, to $6.49 billion at March 31, 1995, from $7.12 billion at March 31, 1994. Total funds under management and equivalents increased $234.7 million, or
2.4 percent, to $9.95 billion at March 31, 1995 from $9.72 billion at March 31,

1994. Included in this total are accumulated funds from the sale of synthetic GICs which totaled $1.83 billion at March 31, 1995 compared to $951.4 million at March 31, 1994. Deposits of synthetic GICs totaled $202.6 million in the first quarter of 1995, $323.9 million in the first quarter of 1994, and $114.7 million in the fourth quarter of 1994.

        Income from the block of corporate-owned life insurance, included in the other operations segment, improved to $5.0 million in the first quarter of 1995 from $4.1 million in the first quarter of 1994. Improved mortality experience was a primary source of the higher income in this line of business.

MEDICAL SERVICES

        Revenue in this segment increased $0.8 million, or 0.7 percent, to $107.7 million in the first quarter of 1995 from $106.9 million in the first quarter of 1994. The increase was the result of higher premium income, which increased $1.4 million, or 2.1 percent, to $67.4 million in the first quarter of 1995 from $66.0 million in the first quarter of 1994. Administrative services only (ASO) fees declined slightly to $28.5 million in the first quarter of 1995 from $28.9 million in the first quarter of 1994. Premium equivalents declined $3.9 million, or 0.6 percent, to $630.6 million in the first quarter of 1995 from $634.5 million in the first quarter of 1994.

        Income in this segment declined $6.4 million, or 75.3 percent, to $2.1 million in the first quarter of 1995 from $8.5 million in the first quarter of 1994. The results were primarily attributable to higher loss ratios on the small case group health market in the first quarter of 1995 relative to the first quarter of 1994, as well as losses associated with the HMO initiative and expenses related to separation pay for terminated employees.

        In December 1994, America entered into an Asset and Stock Purchase Agreement (the "Agreement") with Healthsource, Inc. under which Healthsource will acquire America's medical services business for $310 million ($210 million in cash and $100 million in a new issue of Healthsource 6.25% Convertible Preferred Stock). The Agreement is subject to regulatory approvals and purchase price adjustments in certain circumstances. The parties are currently negotiating certain matters relating to the purchase price adjustments and other aspects of the Agreement in an effort to resolve open issues and close the transaction. It is unclear whether the resolution of those matters will have a material effect on the transaction. Under the Agreement disagreements
unresolved by the parties are submitted to arbitration.   The transaction is
expected to close in the second quarter of 1995.

                        REVIEW BY INDEPENDENT AUDITORS

        The condensed consolidated financial statements, as restated, at March 31, 1995, and for the three month period then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent auditors, and their report is included herein.

                         PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

(b)       Exhibit 27 Financial Data Schedule (for SEC use only)

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A (Amendment No. 1 to its quarterly report on Form 10-Q for the quarter ended March 31, 1995) to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Provident Life Capital Corporation


Date:  August 10, 1995                     /s/ J. Harold Chandler
                                           -------------------------------------
                                           J. Harold Chandler
                                           President and Chief Executive Officer




Date:  August 10, 1995                     /s/Thomas R. Watjen
                                           -------------------------------------
                                           Thomas R. Watjen
                                           Executive Vice President and
                                            Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549




                                   EXHIBITS

                                      to

                                   FORM 10-Q




                      PROVIDENT LIFE CAPITAL CORPORATION



Exhibit 27      Financial Data Schedule (for SEC use only)