Form 10-Q
period 1995-06-30
PROVIDENT LIFE CAPITAL CORP
filed 1995-08-14
CIK 821475

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM  10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.
                                       -------------

Commission file number                                                 33-17017
                                                                       --------

                      PROVIDENT LIFE CAPITAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          TENNESSEE                                     62-1321628
--------------------------------                   --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

               1 Fountain Square, Chattanooga, Tennessee  37402
               ------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (615) 755-1011
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      X       No
                                                  -----        -----

Registrant meets the conditions set forth in General Instructions H(1)(a) and
(b) of Form 10-Q and is filing this form with the reduced disclosure format.

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                              OUTSTANDING  AT  JUNE 30, 1995
-----------------------------                  ------------------------------
Common Stock, $1.00 Par Value                              1,000


                    Total number of pages included are 22

                      PROVIDENT LIFE CAPITAL CORPORATION



                                     INDEX


                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

      Item 1.       Financial Statements (Unaudited):

                    Condensed Consolidated Statements of Financial                                         2
                     Condition at June 30, 1995 and December 31, 1994

                    Condensed Consolidated Statements of Income for the                                    4
                     Three Months and Six Months Ended June 30, 1995 and 1994

                    Condensed Consolidated Statements of Cash Flows for the                                5
                     Six Months Ended June 30, 1995 and 1994

                    Notes to Condensed Consolidated Financial Statements                                   6

                    Independent Auditors' Report on Review of Interim                                      9
                     Financial Information


      Item 2.       Management's Discussion and Analysis of Financial                                     10
                     Condition and Results of Operations

PART II.  OTHER INFORMATION

      Item 6.       Exhibits and Reports on Form 8-K -                                                    19


                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

                                                                            June 30           December 31
                                                                              1995                1994
                                                                              (in millions of dollars)
                                                                            -----------------------------
                                                                                     (Unaudited)
 ASSETS
     Investments
        Fixed Maturity Securities
           Available-for-Sale                                               $12,113.5           $11,585.1
           Held-to-Maturity                                                     173.7                10.7
        Equity Securities                                                         7.2                 7.3
        Mortgage Loans                                                        1,236.3             1,502.5
        Real Estate                                                             222.6               243.5
        Policy Loans                                                          1,434.4             1,361.5
        Other Long-term Investments                                              12.8                10.1
        Short-term Investments                                                   58.2               296.9
                                                                           ----------            --------
           Total Investments                                                 15,258.7            15,017.6

     Cash and Bank Deposits                                                      23.1                35.3
     Accounts Receivable                                                         40.1                72.8
     Premiums Receivable                                                         63.1                62.7
     Reinsurance Receivable                                                     459.5               300.1
     Accrued Investment Income                                                  299.9               281.8
     Deferred Policy Acquisition Costs                                          460.0               638.2
     Deferred Federal Income Tax Asset                                              -               172.6
     Property and Equipment                                                      46.3               103.2
     Miscellaneous                                                               17.8               152.6
     Separate Account Assets                                                    343.7               313.0
                                                                            ---------           ---------

 TOTAL ASSETS                                                               $17,012.2           $17,149.9
                                                                            =========           =========




See notes to condensed consolidated financial statements.

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES


                                                                             June 30         December 31
                                                                              1995              1994
                                                                              (in millions of dollars)
                                                                           -----------------------------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
    Policy and Contract Benefits                                           $   358.9           $   354.1
    Reserves for Future Policy and Contract Benefits
      and Unearned Premiums                                                  7,331.4             6,861.5
    Policyholders' Funds and Experience Rating Refunds                       6,733.0             7,707.7
    Federal Income Tax Liability                                                67.2                33.4
    Short-term Debt                                                             13.4                14.4
    Long-term Debt                                                             200.3               202.5
    Other Liabilities                                                          393.5               499.5
    Separate Account Liabilities                                               343.7               313.0
                                                                           ---------           ---------
TOTAL LIABILITIES                                                           15,441.4            15,986.1
                                                                           ---------           ---------
COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 3
STOCKHOLDER'S EQUITY
    Common Stock, $1.00 Par; Authorized and Issued--1,000 shares                   -                   -
    Additional Paid-in Capital                                                 189.0               189.0
    Net Unrealized Gain (Loss) on Securities                                    69.6              (302.3)
    Foreign Currency Translation Adjustment                                     (5.2)               (5.4)
    Retained Earnings                                                        1,317.4             1,282.5
                                                                           ---------           ---------
TOTAL STOCKHOLDER'S EQUITY                                                   1,570.8             1,163.8
                                                                           ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $17,012.2           $17,149.9
                                                                           =========           =========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

                                                  Three Months Ended June 30      Six Months Ended June 30
                                                     1995           1994               1995           1994
                                                                   (in millions of dollars)
                                                  --------------------------------------------------------
REVENUE
   Premium Income                                 $313.1          $346.4          $  674.1        $  695.2
   Net Investment Income                           309.8           305.8             622.8           610.5
   Net Realized Investment Losses                  (24.6)           (3.3)            (28.5)           (7.6)
   Gain on Sale of a Portion of a
    Line of Business - Note 4                       21.8               -              21.8               -
   Other Income                                     24.0            39.7              67.7            79.9
                                                  ------          ------          --------        --------
TOTAL REVENUE                                      644.1           688.6           1,357.9         1,378.0
                                                  ------          ------          --------        --------

BENEFITS AND EXPENSES
   Policy and Contract Benefits                    353.0           372.1             747.7           759.9
   Change in Reserves for Future Policy and        119.0           111.9             271.2           210.0
    Contract Benefits
   Change in Policyholders' Funds                    7.1             5.5              10.5            11.4
   Amortization of Policy Acquisition Costs         18.1            15.5              35.2            31.5
   Salaries                                         23.5            40.1              62.5            79.5
   Other Operating Expenses                         71.5            86.5             159.3           174.1
                                                  ------          ------          --------        --------
TOTAL BENEFITS AND EXPENSES                        592.2           631.6           1,286.4         1,266.4
                                                  ------          ------          --------        --------

INCOME BEFORE FEDERAL INCOME TAXES                  51.9            57.0              71.5           111.6
FEDERAL INCOME TAXES                                16.9            19.4              24.2            38.4
                                                  ------          ------          --------        --------

NET INCOME                                        $ 35.0          $ 37.6          $   47.3        $   73.2
                                                  ======          ======          ========        ========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES




                                                                               Six Months Ended June 30
                                                                                1995              1994
                                                                               (in millions of dollars)
                                                                              --------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $  350.7          $  251.4
                                                                              --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sales of Investments                                            850.0              273.4
   Proceeds from Maturities of Investments                                       601.5            1,376.1
   Purchase of Investments                                                      (948.8)          (2,424.5)
   Net Sales of Short-term Investments                                           231.4              323.4
   Disposition of Group Medical Business                                         (48.9)                 -
   Other                                                                         (53.0)              97.0
                                                                              --------          ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                 632.2             (354.6)
                                                                              --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Deposits to Policyholder Accounts                                             304.4              972.0
   Maturities and Benefit Payments from Policyholder Accounts                 (1,278.3)            (980.1)
   Net Short-term Borrowings                                                      (1.0)             220.7
   Dividends Paid to Stockholder                                                 (19.5)             (32.3)
   Other                                                                          (0.7)             (43.2)
                                                                              --------          ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                (995.1)             137.1
                                                                              --------          ---------
NET INCREASE (DECREASE) IN CASH AND BANK DEPOSITS                                (12.2)              33.9
CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                                     35.3               32.0
                                                                              --------          ---------
CASH AND BANK DEPOSITS AT END OF PERIOD                                       $   23.1          $    65.9
                                                                              ========          =========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

JUNE 30, 1995

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:

                                                  Three Months Ended June 30        Six Months Ended June 30
                                                   1995            1994               1995             1994
                                                                    (in millions of dollars)
                                                 ------------------------------------------------------------
Revenue (Excluding Net Realized
  Investment Gains and Losses)
    Individual Life and Disability               $251.1          $234.6             $  501.5         $  468.4
    Employee Benefits                             146.7           140.4                297.4            281.2
    Other Operations                              270.9           316.9                587.5            636.0
                                                 ------          ------             --------         --------
        Total                                    $668.7          $691.9             $1,386.4         $1,385.6
                                                 ======          ======             ========         ========
Income Before Net Realized
  Investment Gains and Losses and
  Federal Income Taxes
    Individual Life and Disability               $ 17.3          $ 15.8             $    0.5         $   30.0
    Employee Benefits                               8.1            22.0                 20.5             39.0
    Other Operations                               51.1            22.5                 79.0             50.2
                                                 ------          ------             --------         --------
        Total                                    $ 76.5          $ 60.3             $  100.0         $  119.2
                                                 ======          ======             ========         ========

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

JUNE 30, 1995

NOTE 2--SEGMENT INFORMATION - CONTINUED

                                                Three Months Ended June 30        Six Months Ended June 30
                                                   1995           1994               1995            1994
                                                                  (in millions of dollars)
                                                -----------------------------------------------------------
Revenue (Including Net Realized
  Investment Gains and Losses)
    Individual Life and Disability               $249.8          $236.7             $  500.9       $  473.5
    Employee Benefits                             147.1           141.5                298.1          282.3
    Other Operations                              247.2           310.4                558.9          622.2
                                                 ------          ------             --------       --------
        Total                                    $644.1          $688.6             $1,357.9       $1,378.0
                                                 ======          ======             ========       ========
Income (Loss) Before Federal Income Taxes
    Individual Life and Disability               $ 16.0          $ 17.9             $   (0.1)      $   35.1
    Employee Benefits                               8.5            23.1                 21.2           40.1
    Other Operations                               27.4            16.0                 50.4           36.4
                                                 ------          ------             --------       --------
        Total                                    $ 51.9          $ 57.0             $   71.5       $  111.6
                                                 ======          ======             ========       ========

The Other Operations segment now includes the results of the group medical business which was sold in the second quarter of 1995. Previously, these results were reported separately in the Medical Services segment.

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

JUNE 30, 1995

NOTE 3--COMMITMENTS AND CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

NOTE 4--SALE OF A PORTION OF A LINE OF BUSINESS

On December 20, 1994, the Provident Companies, which includes Provident Life and Accident Insurance Company of America and its wholly-owned direct and indirect subsidiaries, entered into an Asset and Stock Purchase Agreement (the Agreement) with Healthsource, Inc. (Healthsource) whereby Healthsource agreed to acquire certain assets and assume certain liabilities of the Provident Companies' group medical business. The sale was completed on May 31, 1995 effective April 30, 1995. The Provident Companies received $131.0 million in cash and $100.0 million of a new issue of Healthsource 6.25% preferred stock which is redeemable at par for two years or exchangeable for marketable securities under certain circumstances. Pursuant to the Agreement, assets were transferred to Healthsource which had a carrying value of approximately $297.5 million. Liabilities assumed by Healthsource in connection with the transferred business totaled $221.5 million. Total revenue and income before federal income taxes for the group medical business were $146.2 million and $3.3 million, respectively, for the four month period ended April 30, 1995.
The gain on sale of the Provident Companies' group medical business increased second quarter and year-to-date operating earnings by $21.8 million before taxes and $14.2 million after taxes.

NOTE 5--RESTATEMENT

The Company restated its first quarter results to correct premium income and related expenses. This restatement is reflected in year-to-date statements of income and cash flows and in the segment information. During the process of separating the group business between the product lines retained by the Company and the product lines sold as part of the Medical Services business, an error occurred which resulted in the overstatement of premium income by $6.3 million, of income before federal income taxes by $6.1 million, and of net income by $4.0 million.

INDEPENDENT AUDITORS' REPORT ON REVIEW
OF INTERIM FINANCIAL INFORMATION




Board of Directors and Shareholder
Provident Life Capital Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Life Capital Corporation (a wholly-owned subsidiary of Provident Life and Accident Insurance Company of America) and Subsidiaries as of June 30, 1995, the related condensed consolidated statements of income for the three and six month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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




Chattanooga, Tennessee
August 9, 1995

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

        Revenue excluding net realized investment gains/losses ("revenue") decreased $23.2 million, or 3.4 percent, to $668.7 million in the second quarter of 1995 from $691.9 million in the second quarter of 1994. The decline was the result of a decrease in revenue in the other operations segment ($46.0 million), which more than offset higher revenue in the individual life and disability segment ($16.5 million) and employee benefits segment ($6.3 million).

        For the first six months of 1995, revenue increased $0.8 million, to $1,386.4 million from $1,385.6 million in the first six months of 1994. Revenue in the other operations segment declined $48.5 million, which was offset by increased revenue in the individual life and disability segment ($33.1 million) and employee benefits segment ($16.2 million).

        Income before net realized gains and losses and federal income taxes ("income") increased $16.2 million, or 26.9 percent, to $76.5 million in the second quarter of 1995 from $60.3 million in the second quarter of 1994. The increase was the result of higher income in the individual life and disability segment ($1.5 million) and other operations segment ($28.6 million), which was partly offset by decreased income in the employee benefits segment ($13.9 million).

        For the first six months of 1995, income declined $19.2 million, or
16.1 percent, to $100.0 million from $119.2 million in the first six months of 1994. Lower income in the individual life and disability segment ($29.5 million) and employee benefits segment ($18.5 million) was partly offset by increased income in the other operations segment ($28.8 million).

INDIVIDUAL LIFE AND DISABILITY

        Revenue in this segment increased $16.5 million, or 7.0 percent, to $251.1 million in the second quarter of 1995 from $234.6 million in the second quarter of 1994. Increases in both premium income and net investment income contributed to the higher revenue. Premium income increased $0.2 million, or
0.1 percent, to $159.8 million in the second quarter of 1995 from $159.6 million in the second quarter of 1994. The increase was the result of higher premium income in the individual disability income line of business, which increased $1.0 million, or 0.7 percent, to $144.1 million in the second quarter of 1995 from $143.1 million in the second quarter of 1994. Net investment income for the segment increased $15.2 million, or 20.7 percent, to $88.5 million in the second quarter of 1995 from $73.3 million in the second quarter of 1994. The increase was the result of increased capital and surplus allocated to the individual disability line of business, the normal growth in reserve liabilities and related assets held in individual life and disability contracts, and the growth in investment income related to the deferred deposits in the annuity line of business.

        For the first six months of 1995, revenue increased $33.1 million, or
7.1 percent, to $501.5 million from $468.4 million in the first six months of 1994. Premium income increased $2.2 million, or 0.7 percent, to $320.2 million in the first six months of 1995 from $318.0 million in the first six months of 1994. Increased premium income in the individual disability income line offset a decline in premium income from the individual life line of business. Net investment income increased $28.0 million, or 19.1 percent, to $174.6 million in the first six months of 1995 from $146.6 million in the first six months of 1994. The increase was the result of increased capital and surplus allocated to the individual disability line of business, the normal growth in reserve liabilities and related assets held in individual life and disability contracts, and the growth in investment income related to the deferred deposits in the annuity line of business.

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

        This segment reported income of $17.3 million in the second quarter of 1995 compared to $15.8 million in the second quarter of 1994, an increase of $1.5 million, or 9.5 percent. The individual disability line of business produced income of $10.2 million in the second quarter of 1995 compared to income of $8.1 million in the second quarter of 1994. This line benefited from improved claim experience in the second quarter of 1995 relative to the year ago quarter and the first quarter of 1995. Management believes that improved claims handling procedures, initiated over the past several months, helped produce this improvement in experience. New claims in the second quarter of 1995 were lower than the level experienced in the first quarter of 1995, but above the levels of the year ago quarter.

        For the first six months of 1995, the segment reported income of $0.5 million compared to $30.0 million in the first six months of 1994. The decline is primarily due to the individual disability income line, which produced a loss of $10.3 million in the first six months of 1995 compared to income of $15.5 million in the first six months of 1994. The loss was a result of adverse claim experience in the first quarter of 1995 on individual non-cancellable disability income contracts with own-occupation provisions which were issued between 1983 and 1989. Specifically, the severity of the new claims in the first quarter of 1995 was higher than the average levels experienced in the 1994 first quarter and for all of 1994, and the level of claim terminations was lower relative to both periods.

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

        Besides movement of interest rates, changes in expenses and morbidity can affect results. The loss recognition study performed as of September 30, 1993, also projected that morbidity would improve over time as a result of stricter policy provisions, tighter underwriting requirements, improved claim handling procedures (consisting of centralization of the claims-paying function in the home office and the availability of additional technical resources), the effects of anti-selection wearing off over time, and general improvement in the economy. Incidence and termination rate studies have been performed as of December 31, 1994, to evaluate actual morbidity experience. Morbidity experience was at somewhat higher levels than expected for 1994, and also the first quarter of 1995. In the second quarter of 1995, however, actual morbidity experience was more in line with expected experience. It is not possible at this time to predict what actual morbidity will be in the future. However, if morbidity experience is higher than the levels assumed in the loss recognition studies, a further adjustment might be required. Since the study in 1993, expenses have been lower than projected in that study, primarily as a result of expense control efforts and centralization of the claims-paying function into the home office.

        The Company considers its individual disability income business to be one block or line of business for purposes of conducting a loss recognition study. The individual disability income business is analyzed on an ongoing basis to determine particular geographic areas, occupations, policy provisions, etc. which may be a factor in the results being experienced. Such reviews have shown that policies written for medical professionals and for residents of California and south Florida are more likely to result in claims than those written in other professions or in other areas of the United States or Canada. Additionally, policies written during the period 1983 through 1989 have a higher claim rate than those policies written before or after this time period. The Company, in intense competition with other companies in this line of business during this time period, liberalized underwriting standards and policy provisions without a corresponding increase in premium rates to offset the increased risk undertaken. Since 1989, however, the Company has been strengthening its underwriting and policy provisions and adjusting the price on its new business written to better reflect the risks in this line of business.

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

        The September 30, 1993, loss recognition study followed the same principles as the study performed as of December 31, 1992. The independent actuarial consulting firm, which assisted in conducting the December 1992 study, served in a review capacity (rather than as an active participant) in the performance of the study. Based upon the revised assumptions, which represented management's best estimates at the time of the study, a loss recognition deficiency of $423.0 million on a pre-tax basis was required to be recognized under generally accepted accounting principles. Management believes that the required charge taken in the third quarter of 1993 was a prompt and appropriate response to these previously unforeseen changes.

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

--------------------------------------------------------------------------------------------------------------
                              December 31 , 1992          September 30, 1993            December 31, 1994
--------------------------------------------------------------------------------------------------------------
                              New                         New                           New
                              Money         Portfolio     Money         Portfolio       Money        Portfolio
--------------------------------------------------------------------------------------------------------------
1993                          8.19%         9.38%
1994                          8.92          9.33          6.53%         8.57%
1995                          8.92          9.27          6.51          8.46            7.95%        8.40%
1996                          8.92          9.24          6.82          8.43            7.64         8.29
1997                          8.92          9.21          7.07          8.45            7.64         8.20
1998                          8.92          9.18          7.13          8.42            7.64         8.13
Ultimate                      8.92          8.92          7.13          7.13            7.64         7.64
Equivalent Level Portfolio
   Net Effective Yield Rate:  9.27%         9.27%         7.91%         7.91%           8.19%        8.19%
--------------------------------------------------------------------------------------------------------------

       Annual net effective interest rates at which new money was actually invested for the individual disability income business for the year 1992, the first nine months of 1993, and the year 1994 were 8.82 percent, 7.59 percent, and 8.17 percent, respectively. The net effective interest rate at which new money was invested for this line in the second quarter of 1995 was 7.98 percent and 8.32 percent for the first half of 1995. The overall net effective portfolio yield rates for invested assets supporting the individual disability income business were 9.57 percent, 8.98 percent, and 8.64 percent as of December 31, 1992, September 30, 1993, and December 31, 1994, respectively.
The overall net effective portfolio yield for invested assets supporting this line was 8.58 percent at June 30, 1995. The September 1993 loss recognition study projected that morbidity would improve as a result of improved claim handling procedures (consisting of centralization of the claims-paying function in the home office and the availability of additional technical resources), the effects of anti-selection wearing off over time, and general improvement in the economy. The December 1994 study also projected improved morbidity, with reduced or delayed improvement, but projected no improvement in the economy.

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

         It is not possible to predict with certainty whether morbidity, interest rates, and fixed maturity securities prepayments will continue at a level consistent with the Company's assumptions, improve, or deteriorate; however, the current assumptions as to these factors represent management's best estimates in light of present circumstances. Additional increases to reserves would be required if there is further material deterioration in morbidity, interest rates, and fixed maturity securities prepayments from current assumptions. As part of its ongoing management of this line of business, the Company will conduct a gross premium valuation annually to validate the continued adequacy of current reserves.

         Income from the individual life line of business declined to $5.8 million in the second quarter of 1995, compared to $7.2 million in the second quarter of 1994. For the first six months of 1995, income from this line was $9.5 million compared to $13.5 million in the first six months of 1994. The decline in the first half was primarily attributable to a $1.9 million non-recurring expense item recorded in the first quarter of 1995 pertaining to reinsurance reserves, as well as higher mortality experience and slower revenue growth in the second quarter of 1995.

         Deposits on deferred annuities totaled $19.2 million in the second quarter of 1995 compared to $24.9 million in the second quarter of 1994. For the first six months of 1995, deposits totaled $62.1 million compared to $42.7 million for the first six months of 1994.

EMPLOYEE BENEFITS

         Revenue in the employee benefits segment increased $6.3 million, or
4.5 percent, to $146.7 million in the second quarter of 1995 from $140.4 million in the second quarter of 1994. This increase was primarily the result of an increase in premium income of $5.4 million, or 4.6 percent, to $123.2 million in the second quarter of 1995 from $117.8 million in the second quarter of 1994. Increased premium income in the group long-term disability (LTD), voluntary benefits, and packaged products lines of business contributed to this increase. Net investment income declined by $0.2 million, or 0.9 percent, to $21.3 million in the second quarter of 1995 from $21.5 million in the second quarter of 1994.

         For the first six months of 1995, revenue increased $16.2 million, or
5.8 percent, to $297.4 million from $281.2 million in the first six months of 1994. This increase was primarily the result of an increase in premium income of $16.0 million, or 6.8 percent, to $251.5 million in the first six months of 1995 from $235.5 million in the first six months of 1994. Increased premium income in the voluntary benefits, packaged products, group life, and group LTD lines of business contributed to this increase. Net investment income declined $1.2 million, or 2.8 percent, to $42.4 million in the first six months of 1995 from $43.6 million in the first six months of 1994.

         Income in this segment decreased $13.9 million to $8.1 million in the second quarter of 1995 from $22.0 million in the second quarter of 1994. The decline is primarily attributable to higher loss ratios in the group LTD and group life lines of business. The LTD line of business produced a loss of $6.6 million in the second quarter of 1995 compared to income of $1.3 million in the second quarter of 1994 due to higher claim incidence and severity. During the first quarter of 1995, the Company notified the existing group LTD customers in the medical and legal occupational classes that coverages will be terminated under the terms of the existing contracts, and the Company will no longer accept proposals for group disability coverage of new medical or legal groups. This action will impact approximately 15 percent of the group LTD block of business, which produced $58.9 million of premium income in 1994. Results in the group LTD line were negatively impacted by $2.2 million in the second quarter and first six months of 1995 due to an acceleration in the amortization of deferred policy acquisition costs. The group life line produced income of $4.2 million in the second quarter of 1995 compared to income of $8.5 million in the second quarter of 1994. The decline was primarily due to a higher loss ratio.

         For the first six months of 1995, income in this segment declined $18.5 million to $20.5 million from $39.0 million in the first six months of 1994. The decline is primarily attributable to higher loss ratios in the group LTD and group life lines. Group LTD produced a loss of $10.1 million in the first half of 1995 compared to income of $2.9 million in the first half of 1994 due to higher claims and severity. Income from the group life line declined to $7.8 million in the first six months of 1995 from $15.8 million in the first six months of 1994 due to the poor experience in the second quarter of 1995.

OTHER OPERATIONS

         Revenue in the other operations segment declined $46.0 million, or
14.5 percent, to $270.9 million in the second quarter of 1995 from $316.9 million in the second quarter of 1994. Net investment income declined $11.0 million, or 5.2 percent, to $200.0 million in the second quarter of 1995 from $211.0 million in the second quarter of 1994. This was a result of the lower investment income from the corporate (unallocated) capital and assets, which are included in this segment, due to additional capital being allocated to the individual disability line of business, and lower investment income in the group pension line due to a decrease in funds under management. Premium income declined $38.9 million to $30.1 million in the second quarter of 1995 from $69.0 million in the second quarter of 1994 due to the sale of the medical services business to Healthsource, Inc. This segment includes only one month of results of the medical services line in the second quarter of 1995, due to the sale of this line effective May 1, 1995. This line of business produced $23.5 million of premium income and $12.4 million of fee income in April compared to $61.5 million and $34.5 million, respectively, for the second quarter of 1994.

         For the first six months of 1995, revenue declined $48.5 million, or
7.6 percent, to $587.5 million from $636.0 million in the first six months of 1994. Net investment income declined $14.5 million, or 3.4 percent, to $405.8 million in the first half of 1995 from $420.3 million in the first half of 1994. This was a result of lower investment income from the corporate (unallocated) capital and assets, the group pension line, and the inclusion of only four months of net investment income for the medical services line. Premium income in this segment declined $39.3 million, or 27.7 percent, to $102.4 million in the first half of 1995 from $141.7 million in the first half of 1994. The decline was primarily the result of the sale of the medical services business which became effective May 1, 1995. This line produced $90.9 million of premium in the first four months of 1995, compared to $127.5 million in the first six months of 1994. Premium income in this segment was also impacted by the discontinuation of the sale of group single premium annuities which produced $0.7 million of premium income in the first half of 1995 compared to $3.0 million in the first six months of 1994.

         Income in this segment increased $28.6 million, or 127.1 percent, to $51.1 million in the second quarter of 1995 from $22.5 million in the second quarter of 1994. This segment includes a before-tax gain of $21.8 million from the sale of the medical services business to Healthsource during the second quarter of 1995. Within this segment, the group pension line of business produced income of $17.5 million in the second quarter of 1995, compared to $11.9 million in the second quarter of 1994. This line of business benefited from an improvement in the spread between interest credited on contracts and the interest earned on the invested assets.

         During the first half of 1995, income in this segment increased $28.8 million, or 57.4 percent to $79.0 million from $50.2 million in the first half of 1994. The increase is primarily due to the gain from the medical services sale and the improved results in the group pension line. Results in the second quarter and first six months of 1995 were negatively impacted by a $1.9 million guaranty fund assessment.

         The Company announced in December 1994, that it would discontinue the sale of traditional guaranteed investment contracts (GICs). Traditional GICs under management declined $1.21 billion, or 16.8 percent, to $6.01 billion at June 30, 1995, from $7.22 billion at June 30, 1994. Total funds under management and equivalents decreased $0.15 billion, or 1.5 percent, to $9.91 billion at June 30, 1995 from $10.06 billion at June 30, 1994. Included in this total are accumulated funds from the sale of synthetic GICs which totaled $2.25 billion at June 30, 1995 compared to $1.21 billion at June 30, 1994. Deposits of synthetic GICs totaled $418.0 million in the second quarter of 1995, compared to $250.8 million in the second quarter of 1994. Deposits of synthetic GICs totaled $620.6 million in the first half of 1995 compared to $574.7 million in the first half of 1994.

         Income from the block of corporate-owned life insurance, included in the other operations segment, improved to $9.3 million in the first half of 1995 from $8.8 million in the first half of 1994. Improved mortality experience was a primary source of the higher income in this line of business.

                         REVIEW BY INDEPENDENT AUDITORS

         The condensed consolidated financial statements at June 30, 1995, and for the three month and six month periods then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent auditors, and their report is included herein.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 27 Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K      June 1, 1995

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PROVIDENT LIFE CAPITAL CORPORATION

Date:  August 10, 1995                    /s/ J. Harold Chandler
                                          -------------------------------------
                                          J. Harold Chandler
                                          President and Chief Executive Officer


Date:  August 10, 1995                    /s/ Thomas R. Watjen
                                          -------------------------------------
                                          Thomas R. Watjen
                                          Executive Vice President and
                                          Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549




                                   EXHIBITS

                                      to

                                   FORM 10-Q





                      PROVIDENT LIFE CAPITAL CORPORATION




Exhibit 27        Financial Data Schedule (for SEC use only)