Form 10-Q
period 1995-09-30
PROVIDENT LIFE CAPITAL CORP
filed 1995-11-13
CIK 821475

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.
                                       -------------------

Commission file number                                          33-17017
                                                                --------


                     PROVIDENT LIFE CAPITAL CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            DELAWARE                                            62-1321628
-------------------------------                             -------------------
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

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                               OUTSTANDING AT September 30, 1995
-----------------------------                  ---------------------------------
Common Stock, $1.00 Par Value                                 1,000


                     Total number of pages included are 23
                                                        --

                     PROVIDENT LIFE CAPITAL CORPORATION



                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

      Item 1.       Financial Statements (Unaudited):

                    Condensed Consolidated Statements of Financial
                     Condition at September 30, 1995, and December 31, 1994  . . . . . . . . . . . . . .   3

                    Condensed Consolidated Statements of Income
                     for the Three Months and Nine Months Ended
                     September 30, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                    Condensed Consolidated Statements of Cash Flows
                     for the Nine Months Ended September 30, 1995 and 1994 . . . . . . . . . . . . . . .   6

                    Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . .   7

                    Independent Auditors' Report on Review of Interim
                     Financial Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10


Item 2.             Management's Discussion and Analysis of Financial
                     Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .  11



PART II.  OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . 18


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES




                                                                  September 30         December 31
                                                                      1995                1994
                                                                      (in millions of dollars)
                                                                  --------------------------------
                                                                  (Unaudited)
ASSETS
    Investments
       Fixed Maturity Securities
          Available-for-Sale                                     $12,229.3             $11,585.1
          Held-to-Maturity                                           293.3                  10.7
       Equity Securities                                               8.4                   7.3
       Mortgage Loans                                              1,100.3               1,502.5
       Real Estate                                                   224.1                 243.5
       Policy Loans                                                1,509.9               1,361.5
       Other Long-term Investments                                    20.4                  10.1
       Short-term Investments                                         55.7                 296.9
                                                                 ---------             ---------
          Total Investments                                       15,441.4              15,017.6

    Cash and Bank Deposits                                            45.7                  35.3
    Accounts Receivable                                               32.5                  72.8
    Premiums Receivable                                               71.7                  62.7
    Reinsurance Receivable                                           405.5                 300.1
    Accrued Investment Income                                        296.7                 281.8
    Deferred Policy Acquisition Costs                                435.9                 638.2
    Deferred Federal Income Tax Asset                                    -                 172.6
    Property and Equipment                                            46.6                 103.2
    Miscellaneous                                                     19.5                 152.6
    Separate Account Assets                                          347.0                 313.0
                                                                 ---------             ---------

TOTAL ASSETS                                                     $17,142.5             $17,149.9
                                                                 =========             =========



See notes to condensed consolidated financial statements.

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES





                                                                             September 30   December 31
                                                                                 1995          1994
                                                                              (in millions of dollars)
                                                                             --------------------------
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
    Policy and Contract Benefits                                             $   365.3        $   354.1
    Reserves for Future Policy and Contract Benefits
      and Unearned Premiums                                                    7,528.6          6,861.5
    Policyholders' Funds and Experience Rating Refunds                         6,066.6          7,707.7
    Federal Income Tax Liability                                                  71.8             33.4
    Short-term Debt                                                              533.8             14.4
    Long-term Debt                                                               200.3            202.5
    Other Liabilities                                                            408.8            499.5
    Separate Account Liabilities                                                 347.0            313.0
                                                                             ---------        ---------

TOTAL LIABILITIES                                                             15,522.2         15,986.1
                                                                             ---------        ---------


COMMITMENTS AND CONTINGENT LIABILITIES - NOTE 3


STOCKHOLDER'S EQUITY
    Common Stock, $1.00 Par; Authorized and Issued--1,000 shares                     -                -
    Additional Paid-in Capital                                                   189.0            189.0
    Net Unrealized Gain (Loss) on Securities                                      98.9           (302.3)
    Foreign Currency Translation Adjustment                                       (4.3)            (5.4)
    Retained Earnings                                                          1,336.7          1,282.5
                                                                             ---------        ---------

TOTAL STOCKHOLDER'S EQUITY                                                     1,620.3          1,163.8
                                                                             ---------        ---------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                   $17,142.5        $17,149.9
                                                                             =========        =========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES





                                            Three Months Ended September 30   Nine Months Ended September 30
                                                 1995         1994                1995            1994
                                                                (in millions of dollars)
                                            ----------------------------------------------------------------
REVENUE
   Premium Income                               $292.0       $344.4            $  966.1         $1,039.6
   Net Investment Income                         301.6        313.5               924.4            924.0
   Net Realized Investment Losses                 (0.9)        (5.5)              (29.4)           (13.1)
   Gain on Sale of a Portion of a
    Line of Business - Note 4                        -            -                21.8                -
   Other Income                                   10.0         40.8                77.7            120.7
                                                ------       ------            --------         --------
TOTAL REVENUE                                    602.7        693.2             1,960.6          2,071.2
                                                ------       ------            --------         --------


BENEFITS AND EXPENSES
   Policy and Contract Benefits                  336.5        386.5             1,084.2          1,146.4
   Change in Reserves for Future Policy and
     Contract Benefits                           113.2        109.0               384.4            319.0
   Change in Policyholders' Funds                  3.8          5.0                14.3             16.4
   Amortization of Policy Acquisition Costs       16.5         14.3                51.7             45.8
   Salaries                                       15.6         40.9                78.1            120.4
   Other Operating Expenses                       66.0         89.5               225.3            263.6
                                                ------       ------            --------         --------
TOTAL BENEFITS AND EXPENSES                      551.6        645.2             1,838.0          1,911.6
                                                ------       ------            --------         --------

INCOME BEFORE FEDERAL INCOME TAXES                51.1         48.0               122.6            159.6
FEDERAL INCOME TAXES                              18.2         16.1                42.4             54.5
                                                ------       ------            --------         --------
NET INCOME                                      $ 32.9       $ 31.9            $   80.2         $  105.1
                                                ======       ======            ========         ========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES





                                                                             Nine Months Ended September 30
                                                                                1995              1994
                                                                                (in millions of dollars)
                                                                              ---------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $   515.4         $   434.9
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Sales of Investments                                           1,172.0             657.6
   Proceeds from Maturities of Investments                                        811.0           1,644.9
   Purchase of Investments                                                     (1,572.8)         (3,179.2)
   Net Sales of Short-term Investments                                            233.9             176.8
   Disposition of Group Medical Business                                          (48.9)                -
   Other                                                                          (41.0)             44.8
                                                                              ---------         ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                  554.2            (655.1)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Deposits to Policyholder Accounts                                              429.3           1,499.9
   Maturities and Benefit Payments from Policyholder Accounts                  (1,976.2)         (1,413.8)
   Net Short-term Borrowings                                                      519.4             230.0
   Dividends Paid to Stockholder                                                  (31.0)            (47.1)
   Other                                                                           (0.7)            (43.6)
                                                                              ---------         ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               (1,059.2)            225.4
                                                                              ---------         ---------

NET INCREASE IN CASH AND BANK DEPOSITS                                             10.4               5.2


CASH AND BANK DEPOSITS AT BEGINNING OF PERIOD                                      35.3              32.0
                                                                              ---------         ---------

CASH AND BANK DEPOSITS AT END OF PERIOD                                       $    45.7         $    37.2
                                                                              =========         =========





See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

SEPTEMBER 30, 1995

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2--SEGMENT INFORMATION

A summary by segment of the Company's revenue and income before federal income taxes, excluding and including net realized investment gains and losses, follows:


                                          Three Months Ended September 30      Nine Months Ended September 30
                                                1995          1994                 1995              1994
                                                                (in millions of dollars)
                                          -------------------------------------------------------------------
Revenue (Excluding Net Realized
  Investment Gains and Losses)
    Individual Life and Disability             $258.2        $241.7              $  759.7          $  710.1
    Employee Benefits                           146.7         139.5                 444.1             420.7
    Other Operations                            198.7         317.5                 786.2             953.5
                                               ------        ------              --------          --------

        Total                                  $603.6        $698.7              $1,990.0          $2,084.3
                                               ======        ======              ========          ========

Income Before Net Realized
  Investment Gains and Losses and
  Federal Income Taxes
    Individual Life and Disability             $ 17.0        $ 12.2              $   17.5          $   42.2
    Employee Benefits                            11.8          13.0                  32.3              52.0
    Other Operations                             23.2          28.3                 102.2              78.5
                                               ------        ------              --------          --------

        Total                                  $ 52.0        $ 53.5              $  152.0          $  172.7
                                               ======        ======              ========          ========

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

SEPTEMBER 30, 1995

NOTE 2--SEGMENT INFORMATION - CONTINUED


                                           Three Months Ended September 30      Nine Months Ended September 30
                                                 1995          1994                 1995              1994
                                                                  (in millions of dollars)
                                           --------------------------------------------------------------------
Revenue (Including Net Realized
  Investment Gains and Losses)
    Individual Life and Disability              $258.1        $242.3              $  759.0          $  715.8
    Employee Benefits                            147.1         139.7                 445.2             422.0
    Other Operations                             197.5         311.2                 756.4             933.4
                                                ------        ------              --------          --------

        Total                                   $602.7        $693.2              $1,960.6          $2,071.2
                                                ======        ======              ========          ========


Income Before Federal Income Taxes
    Individual Life and Disability              $ 16.9        $ 12.8              $   16.8          $   47.9
    Employee Benefits                             12.2          13.2                  33.4              53.3
    Other Operations                              22.0          22.0                  72.4              58.4
                                                ------        ------              --------          --------

        Total                                   $ 51.1        $ 48.0              $  122.6          $  159.6
                                                ======        ======              ========          ========

PROVIDENT LIFE CAPITAL CORPORATION (A WHOLLY-OWNED SUBSIDIARY) AND SUBSIDIARIES

SEPTEMBER 30, 1995

NOTE 3--COMMITMENTS AND CONTINGENT LIABILITIES

Various lawsuits against the Company have arisen in the normal course of business. Contingent liabilities that might arise from litigation are not deemed likely to materially affect the financial position or results of operations of the Company.

NOTE 4--SALE OF A PORTION OF A LINE OF BUSINESS

On December 20, 1994, the Provident Companies, which includes Provident Life and Accident Insurance Company of America and its wholly-owned direct and indirect subsidiaries, entered into an Asset and Stock Purchase Agreement (the Agreement) with Healthsource, Inc. (Healthsource) whereby Healthsource agreed to acquire certain assets and assume certain liabilities of the Provident Companies' group medical business. The sale was completed on May 31, 1995 effective April 30, 1995. The Provident Companies received $131.0 million in cash and $100.0 million of a new issue of Healthsource 6.25% preferred stock which is redeemable at par for two years or exchangeable for marketable securities under certain circumstances. Pursuant to the Agreement, assets were transferred to Healthsource which had a carrying value of approximately $297.5 million. Liabilities assumed by Healthsource in connection with the transferred business totaled $221.5 million. Total revenue and income before federal income taxes for the group medical business were $146.2 million and $3.3 million, respectively, for the four month period ended April 30, 1995.
The gain on sale of the Provident Companies' group medical business increased year-to-date operating earnings by $21.8 million before taxes and $14.2 million after taxes.

NOTE 5--SUBSEQUENT EVENTS

On October 20, 1995, the Company completed the sale of $962.4 million of commercial mortgage loans through a securitization collateralized by 366 loans. The transaction will result in a realized investment gain of approximately $9 million which will be recorded in the fourth quarter of 1995. The transaction also increased the liquidity of the investment portfolio and facilitated the move to a cash flow-matching strategy for the guaranteed investment contract
(GIC) portfolios. The proceeds from the mortgage sale were reinvested in fixed maturity securities and were used to fund a limited-time offer to GIC contract holders to surrender their contracts on a more favorable basis than would otherwise be available to them.

The reinvestment of a portion of the proceeds was begun prior to the closing of the transaction in order to provide an orderly selection of securities which met the Company's investment criteria. As a result, the Company had $533.8 million in short-term debt as of September 30, 1995, which was repaid on October 20, 1995.

The surrender offer was available to GIC contract holders for a brief period of time which ended on October 31,1995. The offer was for a maximum of $600.0 million of book value, with surrenders being accepted on a first-come-first-served basis until the maximum was met. Only $291.7 million of book value was surrendered under the offer. The surrender values were paid October 20 through November 3, 1995. The Company has no plans for another offer of this kind.

INDEPENDENT AUDITORS' REPORT ON REVIEW
OF INTERIM FINANCIAL INFORMATION




Board of Directors and Shareholder
Provident Life Capital Corporation

We have reviewed the accompanying condensed consolidated statement of financial condition of Provident Life Capital Corporation (a wholly-owned subsidiary of Provident Life and Accident Insurance Company of America) and Subsidiaries as of September 30, 1995, the related condensed consolidated statements of income for the three and nine month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Chattanooga, Tennessee
November 6, 1995

    Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


        Revenue excluding net realized investment gains and losses ("revenue") decreased $95.1 million, or 13.6 percent, to $603.6 million in the third quarter of 1995 from $698.7 million in the third quarter of 1994. The decline was the result of a decrease in revenue in the other operations segment ($118.8 million), which more than offset higher revenue in the individual life and disability segment ($16.5 million) and employee benefits segments ($7.2 million).

        For the first nine months of 1995, revenue decreased $94.3 million, or
4.5 percent to $1,990.0 million from $2,084.3 million in the first nine months of 1994. Revenue in the other operations segment declined $167.3 million, which was offset by increased revenue in the individual life and disability segment ($49.6 million) and employee benefits segment ($23.4 million).

        Income before net realized investment gains and losses and federal income taxes ("income") decreased $1.5 million, or 2.8 percent, to $52.0 million in the third quarter of 1995 from $53.5 million in the third quarter of 1994. The decrease was the result of lower income in the employee benefits segment ($1.2 million) and other operations segment ($5.1 million), which was partly offset by increased income in the individual life and disability segment ($4.8 million).

        For the first nine months of 1995, income declined $20.7 million, or
12.0 percent, to $152.0 million from $172.7 million in the first nine months of 1994. Lower income in the individual life and disability segment ($24.7 million) and employee benefits segment ($19.7 million) was partly offset by increased income in the other operations segment ($23.7 million).


                        INDIVIDUAL LIFE AND DISABILITY

        Revenue in this segment increased $16.5 million, or 6.8 percent, to $258.2 million in the third quarter of 1995 from $241.7 million in the third quarter of 1994. Increases in both premium income and net investment income contributed to the higher revenue. Premium income increased $0.5 million, or
0.3 percent, to $163.3 million in the third quarter of 1995 from $162.8 million in the third quarter of 1994. The increase was the result of higher premium income in the individual disability income line of business, which increased $1.6 million, or 1.1 percent, to $147.8 million in the third quarter of 1995 from $146.2 million in the third quarter of 1994. Net investment income increased $16.2 million, or 21.2 percent, to $92.7 million in the third quarter of 1995 from $76.5 million in the third quarter of 1994. The increase was the result of increased capital allocated to the individual disability income line of business, the normal growth in reserve liabilities and related assets held for individual life and disability contracts, and the growth in investment income related to the funds held under annuity contracts.

        For the first nine months of 1995, revenue increased $49.6 million, or
7.0 percent, to $759.7 million from $710.1 million in the first nine months of 1994. Premium income increased $2.7 million, or 0.6 percent, to $483.5 million in the first nine months of 1995 from $480.8 million in the first nine months of 1994. Increased premium income in the individual disability income line offset a decline in premium income from the individual life line of business. Net investment income increased $44.2 million, or 19.8 percent, to $267.3 million in the first nine months of 1995 from $223.1 million in the first nine months of 1994. The increase was the result of increased capital allocated to the individual disability income line of business, the normal growth in reserve liabilities and related assets held for individual life and disability contracts, and the growth in investment income related to the funds held under annuity contracts.

        In November 1994, the Company announced its intention to discontinue selling individual non-cancellable disability income contracts with long-term own-occupation provisions (other than conversion policies available under existing contractual arrangements). The Company is focusing on issuing "loss of earnings" contracts which insure income protection rather than occupation instead of traditional non-cancellable long-term own-occupation contracts.

        During this product transition, new premium income in the individual disability income line is expected to decline as a result of a period of lower sales and the premium differential that exists between the traditional non-cancellable, own-occupation contracts and the new loss of earnings contracts. The magnitude and duration of the expected decline are dependent on the response of customers and competitors in the industry. During the third quarter of 1995, annualized new premiums for individual disability have declined $5.8 million, or 33.7 percent, to $11.4 million, from $17.2 million in the third quarter of 1994.

        This segment reported income of $17.0 million in the third quarter of 1995 compared to $12.2 million in the third quarter of 1994, an increase of $4.8 million, or 39.3 percent. The individual disability income line of business produced income of $9.6 million in the third quarter of 1995 compared to income of $6.6 million in the third quarter of 1994. This line benefited from a higher level of net investment income in the third quarter of 1995 due to increased capital allocated to this line of business. Claim experience for the third quarter of 1995 was relatively flat compared to the third quarter of 1994.

         For the first nine months of 1995, the segment reported income of $17.5 million compared to $42.2 million in the first nine months of 1994. The decline is primarily due to the individual disability income line, which produced a loss of $0.7 million in the first nine months of 1995 compared to income of $22.1 million in the first nine months of 1994. The loss was a result of poor results in the first quarter of 1995 from adverse claim experience on individual non-cancellable disability income contracts with own-occupation provisions which were issued between 1983 and 1989. Specifically, the average size of the new claims in the first quarter of 1995 was higher than the average level experienced for all of 1994, and the level of claim terminations was lower relative to 1994.

         Following a loss recognition study performed as of September 30, 1993, a loss recognition deficiency of $423.0 million on a pre-tax basis was recorded as an increase in "policy and contract benefits" and "change in reserves for future policy and contract benefits" in the third quarter of 1993 to reflect the lower interest rates available at the time of the charge compared to the interest rate assumptions used in pricing the business at earlier dates.
Higher than expected claim experience, caused by the general economic recession and trends in particular regions of the country toward increasing claims for certain occupations and types of disabilities, also contributed to the requirement under generally accepted accounting principles to record the deficiency. Under a previous loss recognition study completed in February 1993 no loss recognition deficiency existed as of December 31, 1992, using the assumptions with respect to morbidity, interest rates, and expenses that reflected management's best estimates as of that date.

         Besides movement of interest rates, changes in expenses and morbidity can affect results. The loss recognition study performed as of September 30, 1993, projected that morbidity would improve over time as a result of stricter policy provisions, tighter underwriting requirements, improved claim handling procedures (consisting of centralization of the claims-paying function in the home office and the availability of additional technical resources), the effects of anti-selection wearing off over time, and general improvement in the economy. Incidence and termination rate studies have been performed as of December 31, 1994, to evaluate actual morbidity experience. Morbidity experience was at somewhat higher levels than expected during 1994, and also during the first quarter of 1995. In the second and third quarter of 1995, however, actual morbidity experience was more in line with expected experience. It is not possible at this time to predict whether this experience indicates a trend or short-term fluctuations. Since the loss recognition study in 1993, expenses have been lower than projected in that study, primarily as a result of expense control efforts and centralization of the claims-paying function into the home office.

         The Company considers its individual disability income business to be one block or line of business for purposes of conducting a loss recognition study. The individual disability income business is analyzed on an ongoing basis to determine particular geographic areas, occupations, policy provisions, etc. which may be a factor in the results being experienced. Such reviews have shown that policies written for medical professionals and for residents of California and south Florida are more likely to result in claims than those written for other professionals or in other areas of the United States or Canada. Additionally, policies written during the period 1983 through 1989 have a higher claim rate than those policies written before or after this time period. The Company, in intense competition with other companies in this line of business during this time period, liberalized underwriting standards and policy provisions without a corresponding increase in premium rates to offset the increased risk undertaken. Since 1989, however, the Company has been strengthening its underwriting and policy provisions and adjusting the price on its new business written to better reflect the risks in this line of business.

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


--------------------------------------------------------------------------------------------------------------
                               December 31, 1992           September 30, 1993           December 31, 1994
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

--------------------------------------------------------------------------------------------------------------

         Annual net effective interest rates at which new money was actually invested for the individual disability income business for the year 1992, the first nine months of 1993, and the year 1994 were 8.82 percent, 7.59 percent, and 8.17 percent, respectively. The net effective interest rate at which new money was invested for this line in the third quarter of 1995 was 7.91 percent and 8.08 percent for the first nine months of 1995. The overall net effective portfolio yield rates for invested assets supporting the individual disability income business were 9.57 percent, 8.98 percent, and 8.64 percent as of December 31, 1992, September 30, 1993, and December 31, 1994, respectively. The overall net effective portfolio yield for invested assets supporting this line was 8.48 percent at September 30, 1995. The September 1993 loss recognition study projected that morbidity would improve as a result of improved claim handling procedures (consisting of centralization of the claims-paying function in the home office and the availability of additional technical resources), the effects of anti-selection wearing off over time, and general improvement in the economy. The December 1994 study also projected improved morbidity, with reduced or delayed improvement, but projected no improvement in the economy.

         In performing a loss recognition study the Company is required to use its best estimates with regard to assumptions used in the calculation. Using "best estimates" means that no provision for adverse deviation is included in the assumptions and the expectation is for a break-even outcome, that is, there is about an even chance that experience will be better than or worse than the assumptions. If future experience conforms to assumptions used in the loss recognition study, no gain or loss would be expected from the line of business other than (i) investment income relative to the capital allocated to that line, and (ii) profit from new individual disability income policies. If actual experience in a future period is worse than assumed and is expected to continue, an additional loss would have to be recognized. If actual experience is better than assumed, the resulting gain will be recognized over future years as it is actually realized.

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

         Income from the individual life line of business increased to $7.0 million in the third quarter of 1995, compared to $4.5 million in the third quarter of 1994. The increase was primarily the result of increased investment income and favorable mortality experience. For the first nine months of 1995, income from this line was $16.5 million compared to $18.0 million in the first nine months of 1994. The decline in the first nine months was primarily attributable to a $1.9 million non-recurring expense item recorded in the first quarter of 1995 pertaining to reinsurance reserves, as well as higher mortality experience in the second quarter of 1995.

        Deposits on deferred annuities totaled $11.7 million in the third quarter of 1995 compared to $44.3 million in the third quarter of 1994. For the first nine months of 1995, deposits totaled $73.8 million compared to $87.0 million for the first nine months of 1994.


                              EMPLOYEE BENEFITS

        Revenue in the employee benefits segment increased $7.2 million, or 5.2 percent, to $146.7 million in the third quarter of 1995 from $139.5 million in the third quarter of 1994. Premium income increased $2.8 million, or 2.4 percent, to $120.6 million in the third quarter of 1995 from $117.8 million in the third quarter of 1994. Increased premium income in the group long-term disability (LTD), voluntary benefits, medical stop-loss, and group life lines of business contributed to this increase. Net investment income also increased by $4.1 million, or 19.7 percent, to $24.9 million in the third quarter of 1995 from $20.8 million in the third quarter of 1994.

        For the first nine months of 1995, revenue increased $23.4 million, or
5.6 percent, to $444.1 million from $420.7 million in the first nine months of 1994. This increase was primarily the result of an increase in premium income of $18.8 million, or 5.3 percent, to $372.1 million in the first nine months of 1995 from $353.3 million in the first nine months of 1994. Increased premium income in the voluntary benefits, packaged products, group life, and group LTD lines of business contributed to this increase. Net investment income increased $2.9 million, or 4.5 percent, to $67.3 million in the first nine months of 1995 from $64.4 million in the first nine months of 1994.

        Income in this segment decreased $1.2 million to $11.8 million in the third quarter of 1995 from $13.0 million in the third quarter of 1994. The decline is primarily attributable to a decline in income from the medical stop-loss line of business from $8.4 million in the third quarter of 1994 to income of $3.3 million in the third quarter of 1995. Higher loss ratios are the primary reason for the income decline in this line of business. Income from the group life line of business improved relative to the year ago quarter and second quarter of 1995 due to improved loss ratios. Income from group life was $6.7 million in the third quarter of 1995, compared to $3.8 million in the third quarter of 1994 and $4.2 million in the second quarter of 1995.

        For the first nine months of 1995, income in this segment declined $19.7 million to $32.3 million from $52.0 million in the first nine months of 1994. The decline is primarily attributable to a decline in income in the group LTD, group life, and medical stop-loss lines of business. Losses in the group LTD line were $12.9 million in the first nine months of 1995 compared to income of $0.2 million in the first nine months of 1994 due to higher claim incidence and severity. During the first quarter of 1995, the Company notified the existing group LTD customers in the medical and legal occupational classes that coverages would be terminated under the terms of the existing contracts, and the Company would no longer accept proposals for group disability coverage of new medical or legal groups. This action impacts approximately 15 percent of the group LTD block of business, which produced $58.9 million of direct premium income in 1994. Income in the group life line of business declined to $14.5 million in the first nine months of 1995 from $19.6 million in the first nine months of 1994. An increase in the loss ratio in the second quarter of 1995 was the primary reason for the decline in income. Income in the medical stop-loss line of business declined to $15.0 million in the first nine months of 1995 from $20.1 million in the first nine months of 1994 primarily due to the higher loss ratios experienced in the third quarter of 1995 relative to the third quarter of 1994.


                               OTHER OPERATIONS

        Revenue in the other operations segment declined $118.8 million, or
37.4 percent, to $198.7 million in the third quarter of 1995 from $317.5 million in the third quarter of 1994. Net investment income declined $32.2 million, or 14.9 percent, to $184.0 million in the third quarter of 1995 from $216.2 million in the third quarter of 1994. This was a result of the lower investment income from the corporate (unallocated) capital and assets, which are included in this segment, due to additional capital being allocated to the individual disability income line of business, lower investment income in the group pension line due to a decrease in funds under management, and the reduction resulting from the sale of the medical services business to Healthsource, Inc. Premium income declined $55.7 million to $8.1 million in the third quarter of 1995 from $63.8 million in the third quarter of 1994 due to the sale of the medical services business. The historical results of the medical services business are included in this segment. This line produced revenue of $95.5 million and premium income of $56.0 million in the third quarter of 1994. The sale of this line was effective May 1, 1995.

        For the first nine months of 1995, revenue declined $167.3 million, or
17.5 percent, to $786.2 million from $953.5 million in the first nine months of 1994. Net investment income declined $46.7 million, or 7.3 percent, to $589.8 million in the first nine months of 1995 from $636.5 million in the first nine months of 1994. This was a result of lower investment income from the corporate (unallocated) capital and assets, lower investment income in the group pension line, and the inclusion of only four months of net investment income for the medical services business. Premium income in this segment declined $95.0 million, or 46.2 percent, to $110.5 million in the first nine months of 1995 from $205.5 million in the first nine months of 1994. The decline was primarily the result of the sale of the medical services business which became effective May 1, 1995. The medical services line produced $90.9 million of premium income in the first four months of 1995, compared to $183.5 million in the first nine months of 1994. Premium income in this segment was also impacted by the discontinuation of the sale of group single premium annuities which produced $1.6 million of premium income in the first nine months of 1995, compared to $3.9 million in the first nine months of 1994.

        Income in this segment decreased $5.1 million, or 18.0 percent, to $23.2 million in the third quarter of 1995 from $28.3 million in the third quarter of 1994. Within this segment, the group pension line of business produced income of $20.0 million in the third quarter of 1995, compared to $12.3 million in the third quarter of 1994. This line of business benefited from an improvement in the spread between interest credited on contracts and the interest earned on the invested assets, as well as income from bond call premiums and early surrender penalties. The other line, included in this segment, produced a loss of $1.7 million in the third quarter of 1995, compared to income of $2.6 million in the third quarter of 1994. The decline was the result of higher corporate expenses and lower net investment income.

        During the first nine months of 1995, income in this segment increased $23.7 million, or 30.2 percent to $102.2 million from $78.5 million in the first nine months of 1994. The increase is primarily due to the gain from the medical services sale and the improved results in the group pension line. This segment includes a before-tax gain of $21.8 million from the sale of the medical services business to Healthsource during the second quarter of 1995. The group pension line of business reported income of $56.7 million in the first nine months of 1995, compared to $35.6 million in the first nine months of 1994. This line of business benefited from an improvement in the spread between interest credited on contracts and the interest earned on the invested assets, as well as income from bond call premiums and early surrender penalties.

        The Company announced in December 1994, that it would discontinue the sale of traditional guaranteed investment contracts (GICs). Traditional GICs under management declined $1.85 billion, or 25.4 percent, to $5.42 billion at September 30, 1995, from $7.27 billion at September 30, 1994. Total funds under management and equivalents decreased $0.90 billion, or 8.7 percent, to $9.49 billion at September 30, 1995 from $10.39 billion at September 30, 1994. Included in this total are accumulated funds from the sale of synthetic GICs which totaled $2.43 billion at September 30, 1995 compared to $1.49 billion at September 30, 1994. Deposits of synthetic GICs totaled $189.7 million in the third quarter of 1995, compared to $269.1 million in the third quarter of 1994. Deposits of synthetic GICs totaled $810.3 million in the first nine months of 1995 compared to $843.8 million in the first nine months of 1994.

        Early surrenders of traditional GICs totaled $309.9 million in the third quarter of 1995 and $342.2 million in the first nine months of 1995. These surrenders produced income of $1.05 million in the third quarter of 1995 and $1.09 million for the first nine months of 1995. In early October, 1995, the Company extended an offer to GIC contract holders to surrender their contracts on a more favorable basis than would otherwise be available to them. The offer ended October 31, 1995. Contracts with a book value of $291.7 million were surrendered under the offer. The Company has no plans for another offer of this kind.

        Income from the block of corporate-owned life insurance, included in the other operations segment, declined to $14.2 million in the first nine months of 1995 from $14.9 million in the first nine months of 1994. The decline in income was primarily attributable to a decline in premium income in this line of business, which is not actively marketed at this time.


                        REVIEW BY INDEPENDENT AUDITORS

          The condensed consolidated financial statements at September 30, 1995, and for the three month and nine month periods then ended have been reviewed, prior to filing, by Ernst & Young LLP, the Company's independent auditors, and their report is included herein.

                         PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K


(a)          Exhibit 27             Financial Data Schedule (for SEC use only)


(b)          Reports on Form 8-K    None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Provident Life Capital Corporation



Date:  November 10, 1995                /s/ J. Harold Chandler
                                        -------------------------------------
                                        J. Harold Chandler
                                        President and Chief Executive Officer



Date:  November 10, 1995                /s/ Thomas R. Watjen
                                        -------------------------------------
                                        Thomas R. Watjen
                                        Executive Vice President and
                                        Chief Financial Officer

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549





                                   EXHIBITS

                                      to

                                  FORM 10-Q





                      PROVIDENT LIFE CAPITAL CORPORATION

                              INDEX OF EXHIBITS





                        EXHIBIT                                                  PAGE
                        -------                                                  ----
Exhibit 27   Financial Data Schedule (for SEC use only)